Form 10KSB
period 1996-12-31
FEDERAL MORTGAGE MANAGEMENT INC
filed 1997-04-15
CIK 909962

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-K SB


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                                   COMMISSION FILE NO.
DECEMBER 31, 1996                                                33-66260-A


                      FEDERAL MORTGAGE MANAGEMENT, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               FLORIDA                                65-0381142
---------------------------------------    ----------------------------------
State or other jurisdiction of             IRS Employer Identification Number
incorporation or organization


           1800 Second Street, Suite 780, Sarasota, Florida  34236
           -------------------------------------------------------
             (Address of principal executive offices, zip code)


                                941-954-2328
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.     X  Yes      No.
                                     -----    -----
As of December 31, 1996 the Company has 195 secured promissory Notes Payable (Notes) with a total of $3,733,200 principal balance outstanding. As indicated, the Company is a Company organized pursuant to Florida law. The Company had total revenues of $247,762 in 1995.

                                     PART I

Item 1.  Description of Business

         FEDERAL MORTGAGE MANAGEMENT, INC., (the "Company") was organized under the Florida General Corporation Act in December 1992. The Company was initially capitalized by the issuance of 100,000 shares of Common Stock, $.01 par value. As of the December 31, 1996, such 100,000 shares are held beneficially by Guy S. Della Penna. Mr. Della Penna has paid a nominal cash consideration of $1,000 for such shares.

         The Company was formed and capitalized for the principal purpose of acquiring and dealing in mortgage loans secured by first liens on residential real estate. The Company may also originate real estate mortgage loans, and/or acquire federally insured instruments of deposit and/or debt securities issued by the United States and instrumentality's thereof. The Purchase of mortgage loans and insured instruments of deposit have been acquired in accordance with a specific acquisition policy described in the registration statement. The Company utilized the net proceeds of the Notes in acquiring the Portfolio and Federal Instruments. The payment of the periodic principal and interest obligations of the Portfolio Loans, as well as Portfolio Loan payoff prior to maturity is and will be the source of funds utilized by the Company with which to meet the interest obligation of the Notes. The Portfolio Loans will involve maturities which are in excess of the maturities of the Notes of all Series. The principal obligation of each Series maturity of Notes is expected by the Company to be funded by the scheduled principal and interest payments of the Portfolio mortgages, by the early payoff of Portfolio Loans and, when necessary, the disposition by the Company of a portion of the Portfolio.

         In accordance with the acquisition policy (the "Acquisition Policy"), the Company purchases mortgage loans which are secured by a first priority lien on real estate and in certain instances unimproved real estate, in accordance with the Acquisition Policy. The Company may originate mortgage loans. However, at December 31, 1996, the Company originated one mortgage loan but does not anticipate any such mortgage loans in the near future. The mortgage loans have varying maturity dates from 10 to 30 years with interest rates ranging from 10% to 18%.

         In order for a mortgage loan to be considered for acquisition by the Company for its Portfolio, such mortgage loan must be a first lien and have a principal balance which is not in excess of 90% of the fair market value of the underlying collateral real estate securing the mortgage loan. Such fair market value must be substantiated at a time contemporaneous to the intended acquisition of the mortgage loan by expert sources of appraisal. All appraisals must be completed by state licensed or certified appraisers. Alternative to such loan to value ratio, a mortgage loan may be acquired for the Company Portfolio at an acquisition cost which does not exceed 80% of the fair market value of the underlying property, which fair market value shall also be determined as a result of independent expert sources of appraisal. As of December 31, 1996, the portfolio of mortgage loans held by the Company met this criteria.

         The Company may on a case by case basis acquire real estate mortgage loans which are secured by first liens on unimproved real estate provided that the unpaid principal of any such mortgage loan acquired does not exceed 50% of the fair market value of such unimproved real estate determined contemporaneous to the acquisition of such loan by the Company as a result of expert appraisal. It is also subject to the condition that at no time during the term of existence of the Company shall the aggregate principal balance of Portfolio mortgages secured by unimproved real estate exceed 10% of the aggregate principal balance of all mortgage loans held in the Company's Portfolio. At December 31, 1996, the Company's portfolio of mortgage loans did not include any mortgage loans secured by unimproved real estate.

         The Acquisition Policy permits the Company to utilize an amount not in excess of 10% of its available net proceeds for the acquisition of Federal Instruments. Federal Instruments are defined as insured deposit and certificate accounts issued by financial institutions such as banks, savings banks and savings and loan associations whose accounts are insured to the maximum amount by the Federal Deposit Insurance Company or debt instruments issued by the United States or instrumentalities, thereof. At December 31, 1996, the Company owned Certificates of Deposits with a face value of $125,000. After taking into account the discount of $50,991 and the accumulated accretion of the discount of $15,228, the Certificate of Deposits had a book value of $89,237.

         Sources of Loan Purchase. The Company acquires its residential mortgage loans from insured financial or deposit institutions, from the sellers of the collateral real property securing the mortgage loan (or agents thereof), credit unions, pension funds, insurance companies, mortgage bankers and businesses which are involved in the purchase, rehabilitation and resale of residential real estate and associated underlying mortgages.

         Portfolio Servicing. The responsibility of servicing the residential mortgage loan Portfolio of the Company is vested in the management. In connection with such Portfolio servicing, management is responsible for the collection of all principal and interest payments due under the terms of the Portfolio loans for the Company and management is also responsible for collection procedures with respect to mortgage loans which are in a default status, including foreclosure of the collateral property and the sale thereof, the acquisition and disposition of Portfolio mortgage loans and, when appropriate, the elimination of origination deficiencies in non standard loans which otherwise involve acceptable credit and payment histories.

         From inception, management engaged the services of Federal Mortgage Investors, Ltd. (FMIL), an affiliate, as its servicing agent, who in turn engaged the services of Thomas J. McClellan as its servicor. Mr. McClellan has over 22 years of experience in the commercial banking industry with 12 of those years being specifically in loan servicing, origination and due
diligence.   In return for rendering of his services, the Company paid FMIL a servicing fee of .5% of the principal balance of the Company's portfolio of mortgage loans, computed and paid monthly. In the year ended December 31, 1996, the Company paid $10,343 in servicing fees to FMIL. Management terminated the services of Mr. McClellan as of December 31, 1996 for reasons, among other things, of reducing overhead. Mr. Della Penna with the assistance of one other person, assume the former responsibility of Mr. McClellan.

         Portfolio turnover policy. The Company engages in the business of acquiring and selling mortgage loan portfolios. It is management's intent to turn the entire portfolio over at least once a year.

         Competition. The Company encounters competition in its efforts to acquire acceptable mortgage loans for its Portfolio. Numerous investment entities presently exist which are in the continuous business of acquiring residential real estate loans from the sources intended to be utilized by the Company. The basis of this competition in Portfolio loan acquisition is related to the ability of the Company to thoroughly identify sources of loan purchases, the ability of the Company to rapidly and effectively evaluate mortgage loan acquisition candidates and the price that the Company is able and willing to pay for acceptable residential mortgage loans within its Portfolio Acquisition Policy guidelines. However, the Company has a relationship with an affiliate of Mr. Della Penna, specifically HomeVestors of America, Inc. in Dallas, Texas which is anticipated to be one of the largest sources of B, C and D credit mortgage origination sources in the United States.

         Trust Indenture.

         The Prospectus dated December 21, 1993, for the offering of the Notes, as well as the Note instrument itself, the Company agreed to perfect a first security lien for the collective benefit of all Noteholders with respect to all items of "Eligible Collateral", a term which is defined in the Prospectus. Essentially, eligible collateral consists of residential real estate first mortgage loans (the "Portfolio"), debt instruments of the United States government and insured certificate of deposit accounts ("Federal Instruments"), cash received as a result of principal and interest payments made on Portfolio loans or received on loan payoff or sale of loans and Federal Instruments, and real estate owned as a result of Portfolio loan foreclosures, if any.

         The Company's original intention was to perfect such security interest by the filing of a financing statement with the Florida Department of State and Sarasota County, Florida pursuant to the Florida Uniform Commercial Code ("UCC"). It was intended that any such financing statement would be amended from time to time in accordance with the UCC. Filing a financing statement identifying every noteholder with the Florida Department of State created significant filing fee costs and involved significant procedural difficulties and, therefore, had not been effected.

         The Company took certain remedial actions to perfect a first security lien on the Eligible Collateral. On December 1, 1995, the Company entered into an indenture of trust (the "Indenture") with Michael Hric, P.A. (the "Trustee") pursuant to which the Trustee will act as trustee and agent for the Noteholders with respect to the Eligible Collateral and the Company's performance with respect to the Notes. The Trustee has taken possession in the manner described in the Indenture, of all items of Eligible Collateral and has filed a UCC-1 financing statement with the Florida Secretary of State.

         During the period of time between the acquisition of the Portfolio and the Trustee's actions on December 1, 1995, no creditor of the Company obtained a lien against the Eligible Collateral superior or otherwise to that of the Trustee on behalf of the Noteholders. Accordingly, the delay in and filing a financing statement with the Florida Department of State as to the Eligible Collateral did not prejudice the Noteholders.


Item 2.  Properties

         At December 31, 1996, the significant assets of the Company were constituted by the first lien residential mortgage loans and certificates of deposit in the amount of $1,745,094 and $104,601, respectively. The mortgaged properties included in the loan portfolio at December 31, 1996, are located in Florida, Alabama, Massachusetts, Kansas, Missouri and Texas. (See Item 1 for discussion of mortgage activity, including servicing and portfolio turnover policy.)



         The Company leases office space from an affiliate company, Executive Wealth Management Services, Inc. (EWMS) for $954 a month.

Item 3.  Legal Proceedings

         The Company was not a party to any litigation for the period ended December 31, 1996 nor is any litigation or claim threatened.


Item. 4  Submission of Matters to a Vote of Security Holders

         NOT APPLICABLE





                  BALANCE OF PAGE INTENTIONALLY LEFT BLANK

                                    PART II



Item 5.  Market for Common Equity and Related Stockholder Matters

         At December 31, 1996, all of the outstanding voting equity securities of the Company constituted by 100,000 shares of Common Stock, $.01 par value, were held of record and beneficially by Guy S. Della Penna. Mr. Della Penna is the promoter and sole director and officer of the Company. There is no present market for the Common Stock of the Company.


Item 6.  Selected Financial Data


         The following table reflects the significant revenue and expense items for the years ended December 31, 1996 and 1995, and the related increase in each:


REVENUE                                                           1996            1995           Increase/
                                                                  ----            ----           Decrease
                                                                                                 --------
Accretion of certificate of
  deposit interest                                              $  6,577           15,674       $  (9,097)
Interest income - residential mortgage loans                     249,252          295,595         (46,343)
(Loss) gain on sale of  mortgage loans
   and other real estate owned                                   (11,699)         120,222        (131,921)
Other income                                                       3,632            2,262           1,370

EXPENSES
Advertising                                                                         9,969          (9,969)
Commissions                                                       15,942           24,158          (8,216)
Interest                                                         347,237          372,666         (25,429)
Legal and accounting                                               6,755           30,228         (23,473)
Management Fees                                                   81,157          157,643         (76,486)
Service fees                                                      10,343           13,263          (2,920)
Travel and entertainment                                           7,187           11,385          (4,198)


    The Company had a decrease in operating revenue of $156,991 for the year ended December 31, 1996, as compared to the same period in 1995. This decrease is due primarily to the decrease in gain on sale of residential mortgage loans of $131,921. Loss on sale of mortgage notes of $11,699 for the period ended December 31, 1996 as compared to a gain of $120,222 for the same period ended 1995 reflects the fact that the Company did not have a large pool of mortgages sold during the year ended December 31, 1996. The Company also received $46,343 less in interest income from mortgage notes for the period ended December 31, 1996. This is due to the fact that the Company made principal payments to noteholders in December 1995 of $273,000 which resulted in fewer funds invested in mortgage notes and a decline in the performance of the mortgages in the portfolio. The Company also had $239,000 in principal mature December 21, 1996.

         Advertising decreased $9,969 as of the year ended December 31, 1996 compared to the same period ended 1995. This decrease relates to the fact that the Company was still actively promoting the note offering during early 1995.

         Commissions decreased $8,216 from the year ended December 31, 1996, as compared to the year ended December 31, 1995. This decrease relates to the fact that as of December 31, 1996, the Company sold fewer mortgages through third-party mortgage brokers than compared to the same period ended in 1995.

         Interest expense for the year ended December 31, 1996, decreased $25,429 as compared to the same period in 1995. This decrease is attributable to the fact that as of December 31, 1995, the Company's 7.25% series of notes matured. Principal in the amount of $273,000 was paid to the noteholders.

         Legal and accounting expenses decreased $23,412 during the year ended December 31, 1996, as compared to the same period in 1995. This decrease is the result of a reclass of approximately $5,500 in legal fees reported in 1995 which were receivable from an affiliate. As of December 31, 1996, these funds have been received.

         Management fees decreased from $157,643 to $81,157 for the period ended December 31, 1995 and 1996, respectively. This decrease relates to fewer mortgage notes and the related face value of portfolio assets held at December 31, 1996 compared to the period ended 1995.

         Servicing fees decreased $2,420 for the period ended December 31, 1996 as compared to the same period in 1995. This decrease relates to the fact that fewer mortgages were held during the year ended December 31, 1996 as compared to the same period ended December 31, 1995.

         Travel expenses decreased from $11,385 to $7,187 for the period ended December 31, 1995 and 1996, respectively. The decrease relates to decreased traveling of management in offering for the acquisition and sale of its portfolio of residential mortgages.

Item 7.  Management's Discussion and Analysis and Plan of Operations


         The Company received gross Note proceeds in excess of the minimum principal amount of $1,500,000 on January 31, 1994. The Company was required to pay monthly interest to Note Holders starting February 1, 1994 in accordance with the registration statement, even though the Company was not fully invested in a portfolio of mortgage loans.

         The Company established from the net Note proceeds received an interest reserve in order to facilitate the payment of the interest obligation of the Notes during the Company's early periods of operation. The Company continued to issue notes throughout the effective Registration period and closed the offering on September 21, 1994. At the time the offering was closed, the Company received gross Note proceeds in the amount of $4,252,500.

         The Company, utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality's thereof in accordance with an expressed Acquisition Policy. In summary, such Acquisition Policy requires that the Company only acquire mortgage loans for its Portfolio which are secured by a first priority lien on residential real estate. Acquired mortgage loans must have an amortization schedule with respect to monthly payments or principal and interest not in excess of 360 months (30 years) from the time that the mortgage loan acquired was originated or periodic payments of interest only.

         Scheduled principal and interest payments on portfolio loans at December 31, 1996, represent an annualized rate of return of approximately 14% on the basis of the Company costs in acquiring such portfolio loans and an annualized rate of return of approximately 12% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at December 31, 1996.

         At December 31, 1996, the portfolio of the Company consisted of mortgage notes with a carrying value of $1,745,094. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and allowance for losses:

                                                            Allowance
         Face Value               Discount                  For Losses               Carrying Value
         ----------               --------                  ----------               --------------
         $2,025,780               ($250,686)                ($30,000)                $1,745,094

         At December 31, 1996, the underlying real estate collateral of the Company's portfolio of mortgage loans have an appraised value of approximately $2,490,925, or a carrying value to appraised value ratio of 70 to 1. The collateral real estate securing such loans as of December 31, 1996, was residential real estate. The Company held no unimproved real estate loans as of December 31, 1996.

         There are 16 mortgage loans with a carrying value of $463,005 that are delinquent (in terms of scheduled principal and interest payments) as of December 31, 1996. These loans represent 27.8% of the carrying value of the portfolio. The Company has initiated foreclosure procedures on six of the delinquent mortgage loans. These loans have a fair market value of approximately $112,000, with a carrying value of $142,886. Upon successful foreclosure, the Company anticipates a loss of $30,000 upon the subsequent sale. Thus, as of March 31, 1997, the Company has booked a loss reserve of $30,000.

         The remaining 10 loans that are delinquent are comprised of eight that are in bankruptcy and two that are in workout. The eight loans that are currently in bankruptcy have a carrying value of approximately $249,594 and are making the scheduled monthly principal and interest payments with the arrearage being paid to the Company by the courts over a three year period. The two loans that are in workout have a carrying value of approximately $70,525, and are making scheduled principal and interest payments plus an additional amount to bring them current.

         As noted above the Company has experienced delinquencies with its current portfolio of mortgage loans. Management feels they have isolated the cause of this increase in delinquencies and have implemented corrective measures. Management has determined the biggest factors contributing to the possibility of a mortgage loan becoming delinquent are the amount of down payment and credit history of the mortgagee. In order for the Company to purchase mortgage loans at the discounts they underwrite, the mortgagee typically has a history of credit problems and/or cannot place a substantial down payment on the property. While each of the above situations would not necessarily indicate that there is a good probability for the mortgage loan to become delinquent, however, together the probability of delinquency may increase significantly.

         The Company has experienced that if a mortgagee has past credit problems, but has made an effort to rectify the situation, they are a good credit risk. The Company has experienced problems with mortgagee's who have had historical credit problems, but have not shown a good faith effort to correct or rectify the situation. Therefore, going forward, management has implemented a tighter credit review on the prospective mortgage loans it buys. If a mortgagee has past credit problems and that mortgagee has not made a good faith effort to correct or rectify the situation, the Company will not purchase the mortgage loan unless there are compensating factors contributing to its purchase.

         Additionally, management has also determined that the amount of cash down payment plays a significant role in whether or not mortgage loans become delinquent. In the past, depending upon the circumstances, the Company would purchase mortgage loans with as little as 3% down. However, because of the relatively small amount of money the mortgagee has at risk, he or she seem to be more likely to allow the mortgage become delinquent. Because of the experience which the Company has had with these low down payment mortgage loans, it is currently only purchasing loans with at least 5% cash down payments, unless once again, there are compensating circumstances which make its purchase more likely.

         With the above referenced criteria in place, management is confident that delinquencies within the portfolio of mortgage loans will decrease in the future.

         Management has entered into a business arrangement with HomeVestors of America, Inc. ("HomeVestors"), a Delaware corporation domiciled in Dallas, Texas. HomeVestors is an originator of first lien residential mortgages either directly or through its affiliates, and has implemented a national franchise program. Such program is establishing a network of individuals and companies which will buy and sell residential real estate with a focus on sales to credit impaired buyers. In connection with such sales, originated mortgage loans on such real estate will meet the Acquisition

Policy of the Partnership.   For such arrangement, the Partnership has advanced
an effective good faith retainer in the amount of $100,000. HomeVestors has granted the Partnership and its affiliates a first right of refusal on interim and permanent first lien residential mortgage financings created by HomeVestors. HomeVestors will pay the Partnership 12% interest per annum on this sum on a quarterly basis for a period of two years. At that time, such principal amount of funds will be returned to the Partnership. Mr. Della Penna, the Co-General Partner owns approximately 17% of the outstanding Common Stock of HomeVestors. The Partnership anticipates a significant increase in revenues as a result of this arrangement and is currently projecting an 18% to 23% gross annualized return on net invested assets.

         Management anticipates a significant decline in overhead expenses due to stringent cost cutting and expense controls. In discussions with its independent auditors, a proposed plan of note maturity extension for the Series 1993A-III and 1994A-IV were outlined. Management in consultation with legal counsel will be addressing the feasibility, logistics and necessary steps to proffer such plan to the noteholders of the aforementioned Series during the first half of fiscal 1997. Such plan may include, but not be limited to the extension of the respective maturity from 12 to 24 months from their scheduled maturation.


Item 8.  Financial Statements and Supplementary Data

         Included in the Annual Report on Form 10K-SB as Exhibit 1 are the audited financial statements specified in Instruction (a) to Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         NOT APPLICABLE

                                   PART III

Item 10.         Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

         The day-to-day business and affairs of the Company are managed and carried out the by President. Mr. Guy S. Della Penna serves as the sole director and President of Federal Mortgage Management, Inc. Information concerning Mr. Della Penna is presented below:

         Mr. Della Penna, age 44, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1996, Mr. Della Penna was the majority shareholder, director and officer of Executive Securities, Inc., the manager of the Note offering. Mr. Della Penna has been active in the financial industry for approximately 19 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchiser of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financings issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.         Executive Compensation

                          SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                        Annual Compensation                  Awards                     Payouts
                                  ------------------------------             ------                     -------
  (a)                      (b)      (c)          (d)        (e)      (f)                (g)              (h)        (i)

                                                           Other                     Securities
Name                                                      Annual   Restricted        Under-                       All Other
and                                                      Compen-    Stock            lying              LTIP      Compen-
Principal                                                 sation   Award(s)          Options/           Payouts   sation
Position                  Year    Salary ($)  Bonus ($)    ($)      ($)              SARs (#)           ($)         ($)
--------                  ----    ----------  ---------  -------   ------            --------           ---       -----
Guy S. Della Penna
President/CEO            1994        ---         ---     $150,977    ---               ---              ---         --
                         1995                             157,643
                         1996                              81,157


Item 12.         Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 1996, Mr. Della Penna, President and CEO, owns 100% of the outstanding shares of common stock.

Item 13.         Certain Relationships and Related Transactions


         Management fees of $81,157 and $157,643 were paid in 1996 and 1995, respectively, to an affiliated company, Capital Mortgage Management. Mr. Della Penna is the 100% stockholder of this affiliated Company.

         For the years ended December 31, 1996 and 1995, the Company utilized office space of an affiliate for which it paid $11,529 and $12,299, respectively.


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

                 27     Financial Data Schedule (for SEC use only).

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEDERAL MORTGAGE MANAGEMENT, INC.




                      BY:        /s/ Guy S. Della Penna
                         ------------------------------------------
                                Guy S. Della Penna, President & Chief
                                Executive Officer



March 28, 1997

                      FEDERAL MORTGAGE MANAGEMENT, INC.




                             REPORT ON AUDITS OF
                            FINANCIAL STATEMENTS



                             FOR THE YEARS ENDED
                         DECEMBER 31, 1996 AND 1995





                                             Bobbitt, Pittenger & Company, P. A.

February 21, 1997



TO THE STOCKHOLDER
Federal Mortgage Management, Inc.
Sarasota, Florida


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying balance sheets of Federal Mortgage Management, Inc., as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Federal Mortgage Management, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Certified Public Accountants

                      FEDERAL MORTGAGE MANAGEMENT, INC.




                                  CONTENTS

                                                                                                     PAGE
                                                                                                     ----

FINANCIAL STATEMENTS

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                             1

   BALANCE SHEETS                                                                                       2

   STATEMENTS OF OPERATIONS                                                                             3

   STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)                                              4

   STATEMENTS OF CASH FLOWS                                                                             5

   NOTES TO FINANCIAL STATEMENTS                                                                        6


                      FEDERAL MORTGAGE MANAGEMENT, INC.

                                BALANCE SHEETS



                                                                                           December 31,
                                                                                     ----------------------
                                                                                     1996              1995
                                                                                     ----              ----
          ASSETS

CURRENT ASSETS
   Cash                                                                         $   177,283        $  458,652
   Accounts receivable, net                                                          32,700            55,756
   Accounts receivable - related party                                              217,730
   Notes receivable - affiliate                                                     100,000
   Portfolio of residential mortgage loans - net                                  1,745,094         2,378,901
   Prepaid expenses                                                                  29,225            13,155
                                                                                -----------        ----------

       TOTAL CURRENT ASSETS                                                       2,302,032         2,906,464

INVESTMENTS                                                                         104,601            82,660

OTHER ASSETS
   Other real estate owned                                                          217,441           183,962
   Deferred financing costs, net of accumulated
       amortization of $476,150 and $317,432                                        317,433           476,151
                                                                                -----------        ----------
                                                                                $ 2,941,507        $3,649,237
                                                                                ===========        ==========

          LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Interest payable                                                             $    27,413        $   30,103
   Other liabilities                                                                 15,590            49,866
   Current portion of notes payable                                               1,230,523           497,500
                                                                                -----------        ----------

       TOTAL CURRENT LIABILITIES                                                  1,273,526           577,469

NOTES PAYABLE, less current portion                                               2,733,200         3,733,200
                                                                                -----------        ----------
                                                                                  4,006,726         4,310,669
                                                                                -----------        ----------

STOCKHOLDER'S EQUITY (DEFICIT)
   Common stock, $.01 par value, 150,000
       shares authorized, 100,000 shares
       issued and outstanding                                                         1,000             1,000
   Preferred stock, $.01 par value,
       100,000 shares authorized,
       no shares issued and outstanding
   Retained earnings (deficit)                                                   (1,081,583)         (662,432)
   Net unrealized gain on securities
       available for sale                                                            15,364
                                                                                -----------        ----------
                                                                                 (1,065,219)         (661,432)
                                                                                -----------        ----------
                                                                                $ 2,941,507        $3,649,237
                                                                                ===========        ==========


                      See notes to financial statements.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS


                                                                                      For the Years Ended
                                                                                           December 31,
                                                                                     ----------------------
                                                                                     1996              1995
                                                                                     ----              ----

REVENUE
   Accretion - CD interest                                                        $   6,577         $  15,674
   Interest income - mortgage loans                                                 249,252           296,595
   (Loss) gain on sale of mortgage loans and other
       real estate owned                                                            (11,699)          120,222
   Interest income                                                                    3,632             2,262
                                                                                  ---------         ---------
                                                                                    247,762           434,753
                                                                                  ---------         ---------

EXPENSES
   Advertising                                                                                          9,969
   Amortization                                                                     158,716           158,716
   Commissions                                                                       15,942            24,158
   Consulting fees                                                                   13,250
   Executive compensation                                                            81,157           157,643
   Interest expense                                                                 347,237           372,666
   Legal and accounting                                                               6,755            30,228
   Licenses and fees                                                                  2,407             2,871
   Miscellaneous                                                                      5,580               470
   Office supplies                                                                    1,398             2,821
   Postage                                                                            4,039             2,259
   Rent                                                                              11,529            12,299
   Service fees                                                                      10,343            13,263
   Taxes  1,373                                                                       1,132
   Travel and entertainment                                                           7,187            11,385
                                                                                  ---------         ---------
                                                                                    666,913           799,880
                                                                                  ---------         ---------
NET LOSS                                                                          $(419,151)        $(365,127)
                                                                                  =========         =========
LOSS PER COMMON SHARE                                                             $  (4.192)        $  (3.651)
                                                                                  =========         =========





                      See notes to financial statements.

                       FEDERAL MORTGAGE MANAGEMENT, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)




                                                                              Unrealized
                                                                               Gain on
                                                                             Securities
                                           Common            Accumulated        Available
                                            Stock              Deficit          For Sale               Total
                                            -----            -----------      ----------               -----


BALANCE,
   at January 1, 1995
                                           $1,000          $  (297,305)         $                 $  (296,305)

NET LOSS - 1995                                               (365,127)                              (365,127)
                                           ------          -----------          -------           -----------

BALANCE,
   at December 31, 1995                     1,000             (662,432)                              (661,432)


NET LOSS - 1996                                               (419,151)                              (419,151)

UNREALIZED GAIN
   ON SECURITIES
   AVAILABLE FOR SALE
                                                                                 15,364                15,364
                                           ------          -----------          -------           -----------

BALANCE,
   at December 31, 1996
                                           $1,000          $(1,081,583)         $15,364           $(1,065,219)
                                           ======          ===========          =======           ===========





                      See notes to financial statements.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS



                                                                                       For the Years Ended
                                                                                            December 31,
                                                                                     -----------------------
                                                                                     1996              1995
                                                                                     ----              ----

OPERATING ACTIVITIES
   Net loss                                                                       $(419,151)        $(365,127)

   Adjustments to reconcile net loss to net
   cash (used) provided by operating activities:
       Accretion                                                                     (6,577)          (15,674)
       Amortization                                                                 158,716           158,716
   Changes in operating assets and liabilities:
       Accounts and notes receivable, net                                          (294,672)          (10,506)
       Portfolio of residential mortgage loans                                      633,807           454,265
       Prepaid expenses                                                             (16,070)           (8,855)
       Interest payable and other liabilities                                       (36,966)           42,365
       Other real estate owned                                                      (33,479)         (183,962)
                                                                                  ---------         ---------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                    (14,392)           71,222
                                                                                  ---------         ---------

INVESTING ACTIVITIES
   Sale of certificates of deposit                                                                    252,000
                                                                                  ---------         ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                             252,000
                                                                                  ---------         ---------

FINANCING ACTIVITIES
   Redemption of note holders                                                      (266,977)          (21,800)
   Collection of advance to stockholder                                                                 5,743
                                                                                  ---------         ---------

NET CASH USED BY FINANCING ACTIVITIES                                              (266,977)          (16,057)
                                                                                  ---------         ---------

(DECREASE) INCREASE IN CASH                                                        (281,369)          307,165

CASH, at beginning of year                                                          458,652           151,487
                                                                                  ---------         ---------

CASH, at end of year                                                              $ 177,283         $ 458,652
                                                                                  =========         =========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                                  $ 349,927         $ 373,463
                                                                                  =========         =========





                      See notes to financial statements.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Federal Mortgage Management, Inc. (the "Corporation"), a Florida corporation, was organized on December 9, 1992. The purpose of the Corporation is to acquire and deal in residential mortgage loans secured by first liens on real estate, and to acquire insured instruments of deposits and/or debt securities issued by the United States government and instrumentalities thereof. Purchase of the residential mortgage loans, instruments of deposits and debt securities are to be in accordance with policies set forth in the Acquisition Policy of the Corporation. The purchases of the residential mortgage loans are to be financed by issuance of notes payable to investors. Interest payments on the notes and other distributions will be made in accordance with the registration statement.

Investment in Securities

The Corporation's investments in securities are classified in three categories and accounted for as follows:

- Trading Securities. Securities held for resale in the near term. Unrealized gains and losses on securities are included in other income.

- Securities to be Held to Maturity. Instruments for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

- Securities Available for Sale. Securities available for sale consist of zero coupon certificates of deposit which are not classified as trading securities nor as securities to be held to maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their costs that are other than temporary would result in write-downs of the individual securities to their fair value. The Corporation presently has experienced no such declines.

Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

Portfolio of Residential Mortgage Loans

Residential mortgage loans are recorded at lower of cost or fair market value. Purchase discounts are not amortized since the mortgage loans are owned for several months and then sold to investors. The amortization of the discount would not be materially significant to the operating results of the Corporation.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Financing and Marketing Costs

Deferred financing and marketing costs are amortized on a straight line basis over five years representing the period of the maturities of the notes payable.

Statements of Cash Flow

The Corporation includes cash and certain cash items as cash equivalents in preparing the statement of cash flow. In order to facilitate comparison of financial information, certain balances reported in prior year Corporation totals have been reclassified to conform with current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


NOTE B - INVESTMENTS

Investments consist of zero coupon certificates of deposit. In 1995 this investment was classified as held to maturity whereby the excess of face value over the cost of the certificates of deposit (the discount), was being amortized by the effective interest rate method over the respective terms. In 1996, this investment was reclassified to available for sale and is currently reported at fair value.

The carrying amounts of investment securities are as follows:

                                                                  Gross            Gross
                                             Amortized          Unrealized       Unrealized            Fair
                                                Cost              Gains            Losses              Value
                                              -------            -------         ----------            -----
December 31, 1996:
   Certificates of deposit                    $89,237            $15,364          $                   $104,601
                                              =======            =======          =========           ========

December 31, 1995:
   Certificates of deposit                    $82,660
                                              =======

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS




NOTE C - PORTFOLIO OF RESIDENTIAL MORTGAGE LOANS - NET

The Corporation purchases residential mortgage loans at a discount from the face amount of the loans with the intention of selling the loans at a gain after servicing them for a relatively short period of time. The mortgage loans are purchased by investors based on various factors inherent in the group of mortgages presented for sale which are considered in the negotiation process.

The portfolio of residential mortgage loans consists of the following:

                                                                                          December 31,
                                                                                    ----------------------
                                                                                    1996              1995
                                                                                    ----              ----

       Face value                                                                $2,025,780        $2,913,898
       Discount                                                                    (250,686)         (534,997)
          Less:  allowance for losses                                               (30,000)
                                                                                 ----------        ----------



       Cost                                                                      $1,745,094        $2,378,901
                                                                                 ==========        ==========


The mortgages have various maturities ranging from 10 to 30 years, and varying interest rates ranging from 7% to 15%. The residential mortgage loans are secured by first liens on residential real property. The Corporation's policy is to acquire residential mortgage loans with balances that do not exceed 90% of the fair market value of the real estate or the loan acquisition price does not exceed 80% of the fair market value of the collateral real estate at the time of the loan acquisition. Past experience of the Corporation and its management indicates that, in the event of default on the mortgage loan, the Corporation's exposure to loss on the portfolio collateral is limited. Additionally, the Corporation purchases mortgage loans collateralized by real estate located in various locations in the United States.


NOTE D - OTHER REAL ESTATE OWNED

Other real estate owned represents real property acquired by foreclosure or in settlement of debt, and also includes in-substance foreclosures. In-substance foreclosures are real estate mortgages in which the borrower has little or no equity in the collateral and the borrower has formally or effectively abandoned the collateral or cannot demonstrate the capacity to repay the mortgage other than through sale of the collateral. Other real estate owned is valued at the lower of the property's fair value or the recorded investment in the mortgage. At the time of foreclosure, if the fair value of the real estate acquired is less than the Partnership's recorded investment in the mortgage, a write down is recognized through a charge to the allowance for mortgage losses. Gains or losses on the sale of and losses on the periodic revaluation of real estate acquired are charged or credited to noninterest expense.

At December 31, 1996 and 1995, the Corporation is holding properties for sale with a cost basis of $217,441 and $183,962, respectively.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS




NOTE E - NOTES PAYABLE

During the year ended December 31, 1994, the Corporation issued notes through a public offering to finance the purchase of residential mortgage loans. The notes have interest rates ranging from 8.50% to 9.25% depending on the terms which range from 24 months to 60 months. Interest is paid monthly with principal being paid at maturity. Aggregate principal maturities on notes are as follows:

       1997                                                                      $1,230,523
       1998                                                                       2,733,200
                                                                                 ----------
                                                                                  3,963,723
       Less current portion                                                       1,230,523
                                                                                 ----------

       Notes payable, net of current portion                                     $2,733,200
                                                                                 ==========

The notes are collateralized by all the assets of the Corporation. For the years ended December 31, 1996 and 1995, the Corporation incurred interest expense of $347,237 and $372,686, respectively, related to the notes payable.


NOTE F - STOCKHOLDER'S EQUITY

Preferred Stock

The Board of Directors will establish the dividend rate, redemption price and rights of the holders of preferred stock prior to the date of issuance of these shares. No preferred stock has been issued as of December 31, 1996 and 1995. The Board of Directors has not established the preferred stockholder's preferences and rights as of the date of this report.


NOTE G - DEFERRED FINANCING AND MARKETING COSTS

Deferred financing costs consist of legal and accounting fees associated with the filing of the registration statement with the Securities and Exchange Commission as well as costs incurred for the promotion of the issuance of the notes payable. These costs are amortized on a straight line basis over five years.


NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In addition to the portfolio of residential mortgage loans, financial instruments that also subject the Corporation to concentrations of credit risk consist principally of cash deposits. The Corporation places these investments with a single financial institution. Deposits are insured up to $100,000. At any given time, the Corporation may have cash deposits exceeding the insured amount.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS




NOTE I - INCOME TAXES

The Corporation is recognized as a Sub-Chapter S corporation by the Internal Revenue Service. Therefore, the financial statements include no provision for federal income taxes since the income or loss is reportable on the tax return of the stockholder.


NOTE J - RELATED PARTY TRANSACTIONS

The sole stockholder and affiliated entities entered into transactions with the Corporation as follows:

As of December 31, 1996 and 1995, the Corporation has accounts receivable from the stockholder in the amount of $11,400 and $400, respectively. The stockholder received compensation of approximately $81,000 and $158,000 in 1996 and 1995, respectively.

In December 1995, the Corporation sold a portfolio of mortgage loans to an affiliate for $68,902. The portfolio was sold at cost; therefore, no gain or loss was recognized. During 1996, the Corporation purchased a portfolio of mortgage loans from the affiliate for $137,529. Additionally, during 1996, the affiliate collected $131,752 from the sale of mortgages owned by the Corporation. These amounts were due to the Corporation at December 31, 1996.

During 1995 and 1996 the Corporation advanced an affiliate start-up costs while in its development stage. Advances as of December 31, 1996 and 1995 were $60,421 and $21,653, respectively.

The stockholder is the controlling stockholder of a related entity organized in 1995 to develop and implement a franchise business pursuant to which the franchisee will purchase residential single family houses for resale. The corporation purchased short-term promissory notes from the entity in the amount of $100,000 which pay interest of 12% per annum and are due on October 31, 1997.

For the years ended December 31, 1996 and 1995, the Corporation utilized office space from an affiliate for which it paid $11,529 and $12,300 rent expense, respectively.

An affiliated company services the mortgages of the Corporation. For the years ended December 31, 1996 and 1995, the Corporation paid servicing fees to the affiliate in the amount of $10,343 and $13,263, respectively.

                      FEDERAL MORTGAGE MANAGEMENT, INC.

                        NOTES TO FINANCIAL STATEMENTS




NOTE K -  FAIR VALUE OF FINANCIAL INSTRUMENTS IN ACCORDANCE
          WITH THE REQUIREMENTS OF SFAS NO. 107

The Corporation's financial instruments consist of all of its assets and liabilities with the exception of other real estate and deferred financing costs. The Corporation's management has determined that the fair value of all of its financial instruments is equivalent to the carrying cost. The mortgage portfolio is purchased with the intent of a relatively short holding period of several months. Therefore, any differences in the value of the mortgage portfolio due to changes in market interest rates are minimal. Furthermore, each purchase and sale of mortgages by the Corporation is a private, negotiated transaction. There is no readily established market for the Corporation's mortgage portfolio.

The Corporation's note obligations are not traded on an established market and the only activity with respect to the obligations are normal, scheduled redemptions. The Corporation's management estimates that the current interest rate which the Corporation would need to pay in order to sell similar note obligations is approximately equivalent to the rates of the outstanding note obligations.


NOTE L -  CLASSIFICATION OF MORTGAGE PORTFOLIO IN ACCORDANCE
          WITH THE REQUIREMENTS OF SFAS NO. 115

The Corporation's mortgage portfolio is a trading security. As such, it is required to be carried at fair value, with any unrealized holding gains or losses included in earnings. For the reasons discussed in Note K, the carrying value of the mortgage portfolio has been determined by the Corporation's management to be equivalent to its carrying cost.


NOTE M -  CONCENTRATION OF CREDIT RISK

The Corporation invests in various financial institutions whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $100,000. At December 31, 1996 and 1995, the Corporation had deposits of approximately $0 and $360,000, respectively, in excess of FDIC insured limits.


NOTE N -  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Corporation has begun liquidating the long-term portion of its mortgage portfolio and other real estate owned. Management intends to focus its mortgage lending on interim loans with maturities of approximately six months.