Form 10KSB
period 1997-12-31
FEDERAL MORTGAGE MANAGEMENT INC
filed 1998-03-27
CIK 909962

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                               FORM 10-K SB


          ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission File No.
December 31, 1997                                               33-66260-A


                     FEDERAL MORTGAGE MANAGEMENT, INC.
          (Exact name of registrant as specified in its charter)


      Florida                                             65-0381142
----------------------                                   -----------------
State or other jurisdiction of                 IRS Employer Identification
incorporation or organization                            Number

          1800 Second Street, Suite 780, Sarasota, Florida  34236
            (Address of principal executive offices, zip code)

                               941-954-2328
                              -------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.   /X/  Yes  /  /No.

As of December 31, 1997 the Company has 156 secured promissory Notes Payable (Notes) with a total of $2,688,400 principal balance outstanding. As indicated, the Company is a Company organized pursuant to Florida law. The Company had total revenues of $236,248 in 1997.



                                  PART I

Item 1.   Description of Business

     FEDERAL MORTGAGE MANAGEMENT, INC., (the "Company") was organized under the Florida General Corporation Act in December 1992. The Company was initially capitalized by the issuance of 100,000 shares of Common Stock, $.01 par value. As of the December 31, 1997, such 100,000 shares are held beneficially by the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended. Mr. Della Penna has paid a nominal cash consideration of $1,000 for such shares.

      The  Company was formed and capitalized for the principal purpose  of acquiring  and  dealing  in  mortgage  loans  secured  by  first  liens  on residential real estate. The Company may also originate real estate mortgage loans, and/or acquire federally insured instruments of deposit and/or debt securities issued by the United States and instrumentality s thereof. The Purchase of mortgage loans and insured instruments of deposit have been acquired in accordance with a specific acquisition policy described in the registration statement. The Company utilized the net proceeds of the Notes in acquiring the Portfolio and Federal Instruments. The payment of the periodic principal and interest obligations of the Portfolio Loans, as well as Portfolio Loan payoff prior to maturity is and will be the source of funds utilized by the Company with which to meet the interest obligation of the Notes. The Portfolio Loans will involve maturities which are in excess of the maturities of the Notes of all Series. The principal obligation of each Series maturity of Notes is expected by the Company to be funded by the scheduled principal and interest payments of the Portfolio mortgages, by the early payoff of Portfolio Loans and, when necessary, the disposition by the Company of a portion of the Portfolio.

      In accordance with the acquisition policy (the "Acquisition Policy"), the Company purchases mortgage loans which are secured by a first priority lien on real estate and in certain instances unimproved real estate, in accordance with the Acquisition Policy. The Company may originate mortgage loans. However, as of December 31, 1997, the Company had originated one mortgage loan but does not anticipate any such mortgage loans in the near future. The mortgage loans have varying maturity dates from 10 to 30 years with interest rates ranging from 9% to 18%.

      In order for a mortgage loan to be considered for acquisition by the Company for its Portfolio, such mortgage loan must be a first lien and have a principal balance which is not in excess of 90% of the fair market value of the underlying collateral real estate securing the mortgage loan. Such fair market value must be substantiated at a time contemporaneous to the intended acquisition of the mortgage loan by expert sources of appraisal. All appraisals must be completed by state licensed or certified appraisers. Alternative to such loan to value ratio, a mortgage loan may be acquired for the Company Portfolio at an acquisition cost which does not exceed 80% of the fair market value of the underlying property, which fair market value shall also be determined as a result of independent expert sources of appraisal. As of December 31, 1997, the portfolio of mortgage loans held by the Company met this criteria.

     The Company may on a case by case basis acquire real estate mortgage which are secured by first liens on unimproved real estate provided that the unpaid principal of any such mortgage loan acquired does not exceed 50% of the fair market value of such unimproved real estate determined contemporaneous to the acquisition of such loan by the Company as a result of expert appraisal. It is also subject to the condition that at no time during the term of existence of the Company shall the aggregate principal balance of Portfolio mortgages secured by unimproved real estate exceed 10% of the aggregate principal balance of all mortgage loans held in the Company s Portfolio. At December 31, 1997, the Company s portfolio of mortgage loans did not include any mortgage loans secured by unimproved real estate.

      During  mid  to  late  fiscal 1996, management  evaluated  the  costs associated with servicing individual residential mortgage notes, the delinquency rate and factors contributing to delinquencies, and the annualized return on investments. Management was concerned and dissatisfied with these results and has taken extensive steps to cut expenses and find viable areas of mortgage related revenues. With increasing the revenue stream as a primary objective, interim financing projected a better forecast and had minimal costs associated with it.

     Management has entered into a business arrangement with HomeVestors of America, Inc. ("HomeVestors"), a Delaware corporation domiciled in Dallas, Texas. HomeVestors is an originator of first lien residential mortgages either directly or through its affiliates, and has implemented a national franchise program. Such program is establishing a network of individuals and companies which will buy and sell residential real estate with a focus on sales to credit impaired buyers. In connection with such sales, originated mortgage loans on such real estate will meet the Acquisition
Policy of the Corporation. For such arrangement, the Corporation has advanced an effective good faith retainer in the amount of $200,000. HomeVestors has granted the Corporation and its affiliates a first right of refusal on interim first lien residential mortgage financings created by HomeVestors. HomeVestors will pay the Corporation 12% interest per annum on this sum on a quarterly basis for a period of two years. At that time, such principal amount of funds will have been returned to the Corporation. However, management has decided to enter the same arrangement through an affiliate and will essentially liquidate or transfer the good faith retainer of $200,000 plus accrued interest to date so as to invest, buy, sell and trade in both interim and permanent loans. Mr. Della Penna, the President owns approximately 17% of the outstanding Common Stock of HomeVestors. The Corporation anticipates a significant increase in revenues as a result of this arrangement and is currently projecting an 18% to 23% gross annualized return on net invested assets. Interest payments on the notes and other distributions will be made in accordance with the registration statement.

     The Acquisition Policy permits the Company to utilize an amount not in excess of 10% of its available net proceeds for the acquisition of Federal Instruments. Federal Instruments are defined as insured deposit and certificate accounts issued by financial institutions such as banks, savings banks and savings and loan associations whose accounts are insured to the maximum amount by the Federal Deposit Insurance Company or debt instruments issued by the United States or instrumentalities, thereof. At December 31, 1997, the Company owned Certificates of Deposits with a face value of $100,000. After taking into account the discount of $19,772 , the Certificate of Deposits had a book value of $80,228. These will have been liquidated, the proceeds of which will be utilized in the buying and selling of first lien residential mortgages.

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

      From inception, management engaged the services of Federal Mortgage Investors, Ltd. (FMIL), an affiliate, as its servicing agent. In return, the Company paid FMIL a servicing fee of .5% of the principal balance of the Company s portfolio of mortgage loans, computed and paid monthly. In the year ended December 31, 1997, the Company paid $5,189 in servicing fees to FMIL.

      Portfolio turnover policy. The Company engages in the business of acquiring and selling mortgage loan portfolios. It is management s intent to turn the entire portfolio over at least three a year.

      Competition. The Company encounters competition in its efforts to acquire acceptable mortgage loans for its Portfolio. Numerous investment entities presently exist which are in the continuous business of acquiring residential real estate loans from the sources intended to be utilized by the Company. The basis of this competition in Portfolio loan acquisition is related to the ability of the Company to thoroughly identify sources of loan purchases, the ability of the Company to rapidly and effectively evaluate mortgage loan acquisition candidates and the price that the Company is able and willing to pay for acceptable residential mortgage loans within its Portfolio Acquisition Policy guidelines. However, the Company has a relationship with an affiliate of Mr. Della Penna, specifically HomeVestors of America, Inc. in Dallas, Texas which is anticipated to be one of the largest sources of interim financing mortgage loans as well as B, C and D credit mortgage origination sources in the United States.

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

     During the period of time between the acquisition of the Portfolio and the Trustee's actions on December 1, 1997, no creditor of the Company obtained a lien against the Eligible Collateral superior or otherwise to that of the Trustee on behalf of the Noteholders. Accordingly, the delay in and filing a financing statement with the Florida Department of State as to the Eligible Collateral did not prejudice the Noteholders.

Item 2.   Properties

      At December 31, 1997, the significant assets of the Company were constituted by the first lien residential mortgage loans, and interim financing and certificates of deposit in the amount of $264,912 and $80,228, respectively. The mortgaged properties included in the loan portfolio at December 31, 1997, are located in Florida, Kansas, Missouri and Texas. (See Item 1 for discussion of mortgage activity, including servicing and portfolio turnover policy.)

      The Company leases office space from an affiliate company, Executive Wealth Management Services, Inc. (EWMS) for $954 a month.

Item 3.   Legal Proceedings

      The Company was not a party to any litigation for the period ended December 31, 1997 nor is any litigation or claim threatened.

Item. 4   Submission of Matters to a Vote of Security Holders
     NOT APPLICABLE


                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

      At December 31, 1997, all of the outstanding voting equity securities of the Company constituted by 100,000 shares of Common Stock, $.01 par value, were held of record and beneficially by the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended. Mr. Della Penna is the promoter and sole director and officer of the Company. There is no present market for the Common Stock of the Company.


Item 6.        Selected Financial Data


     The following table reflects the significant revenue and expense items for the years ended December 31, 1997 and 1996, and the related increase in each:

                                             1997       1996       Increase/
                                                                   Decrease
                                          ---------  ---------    ----------
Accretion of certificate
  of deposit interest                     $    ---   $   6,577    $  (6,577)
Interest income - residential
    mortgage loans                          220,693    249,252      (28,559)
Interest income                               7,180      ---          7,180
Other income                                  8,622      3,632        4,990

EXPENSES
Bad debts expense                           295,499      ---        295,499
Commissions                                  13,588     15,942       (2,354)
Consulting                                   15,539     20,006       (4,467)
Interest                                    324,258    347,237      (22,979)
Loss on write-offs-ORE
   and mortgage loan notes                  244,609      ---        244,609
Management Fees                              20,520     81,157      (60,637)
Office expense                                9,530      5,632        3,898
Salaries and wages                           23,143      ---         23,143
Service fees                                  5,189     10,343       (5,154)
Taxes                                         4,399      1,373        3,026
Travel and entertainment                      4,142      7,187       (3,045)

      The Company had a decrease in operating revenue of $22,966 for the year ended December 31, 1997, as compared to the same period in 1996. This decrease is due primarily to a decrease in interest income of $28,559 for the year ended December 31, 1997 as compared to the same period ended 1996. This decrease relates to the fact that the Company paid principal payments to noteholders in the amount of $239,000 in December of 1996 which resulted in fewer funds invested in mortgage notes and an increase in delinquent or non-performing loans.

      Bad debts increased $295,499 for the year ended December 31, 1997, as compared to the same period ended 1996. This increase relates to an advance made to a mortgage broker against commissions generated and a note receivable of $200,000 . The advance was believed to be uncollectible at December 31, 1997. However, Management anticipates selling the note receivable of $200,000 to a third party. An allowance for the full $200,000 was entered on the company's book at December 31, 1997.

     Commissions decreased $2,354 from the year ended December 31, 1997, as compared to the year ended December 31, 1996. This decrease relates to the fact that as of December 31, 1997, the Company sold fewer mortgages through third-party mortgage brokers than compared to the same period ended in 1996 and during fiscal 1997, and the Company invested more funds in interim financing.

      Consulting fees decreased $4,467 for the year ended December 31, 1997 compared to the same period ended 1996. This decrease results from the Company s decision to write off those properties mentioned above and legal action costs. Legal fees, taxes, insurance and maintenance upgrades to these properties decreased substantially throughout fiscal 1997.

      Interest expense for the year ended December 31, 1997, decreased $22,979 as compared to the same period in 1996. This decrease is attributable to the fact that as of December 31, 1996, the Company's 7.75% series of notes matured. Principal in the amount of $239,000 was paid to the noteholders.

      Loss on write offs-ORES and mortgage notes of $244,609 for the year ended December 31, 1997, compared to none for the same period ended 1996, is due to the liquidation at market value of the portfolio during fiscal 1997. Several mortgage notes that had been foreclosed and held on the books as ORES (Other Real Estate), were costing more to maintain than the Company could financially justify from a cost basis and realistically carry. These properties were written off throughout the third and fourth fiscal quarters of 1997.

     Management fees decreased from $81,157 to $20,520 for the period ended December 31, 1996 and 1997, respectively. This decrease relates to fewer mortgage notes and the related face value of portfolio assets held at December 31, 1997 compared to the period ended 1996.

     Servicing fees decreased $5,154 for the period ended December 31, 1997 as compared to the same period in 1996. This decrease relates to the fact that fewer mortgages were held during the year ended December 31, 1997 as compared to the same period ended December 31, 1996.

      Travel expenses decreased from $7,187 to $4,142 for the period ended December 31, 1996 and 1997, respectively. The decrease relates to decreased traveling of management in sourcing, reviewing and offering for the acquisition and sale portfolios of residential mortgages and seeking to interim financing where and when appropriate, as an alternative.

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

     The Company, utilizing the Note proceeds from the public offering, has acquired mortgage loans secured by first liens on real estate, as well as insured certificates and instruments of deposit or debt securities issued by the United States and instrumentality s thereof in accordance with an expressed Acquisition Policy. In summary, such Acquisition Policy requires that the Company only acquire mortgage loans for its Portfolio which are secured by a first priority lien on residential real estate. Acquired mortgage loans must have an amortization schedule with respect to monthly payments or principal and interest not in excess of 360 months (30 years) from the time that the mortgage loan acquired was originated or periodic payments of interest only.

      Scheduled principal and interest payments on portfolio loans at December 31, 1997, represent an annualized rate of return of approximately 20% on the basis of the Company costs in acquiring such portfolio loans and an annualized rate of return of approximately 15% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at December 31, 1997.

      At December 31, 1997, the portfolio of the Company consisted of mortgage notes with a carrying value of $257,912. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and allowance for losses:

                         Principal      Allowance
Face Value     Discount  Payments      For Losses      Carrying Value
----------     --------  ---------     ----------      --------------
$271,925       ($6,758)    ($255)       ($7,000)          $ 257,912

      At  December 31, 1997, the underlying real estate collateral  of  the
Companys  portfolio  of  mortgage  loans  have  an  appraised   value   of
approximately $417,386, or a carrying value to appraised value ratio of 64 to 1. The collateral real estate securing such loans as of December 31, 1997, was residential real estate. The Company held no unimproved real estate loans as of December 31, 1997.

      There was 1 mortgage loan with a carrying value of $33,698 that was delinquent (in terms of scheduled principal and interest payments) as of December 31, 1997. This loan represents 13% of the carrying value of the portfolio.

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

      The Company has experienced that if a mortgagee has past credit problems, but has made an effort to rectify the situation, they are a good credit risk. The Company has experienced problems with mortgagee s who have had historical credit problems, but have not shown a good faith effort to correct or rectify the situation. Therefore, going forward, management has implemented a tighter credit review on the prospective mortgage loans it buys. If a mortgagee has past credit problems and that mortgagee has not made a good faith effort to correct or rectify the situation, the Company will not purchase the mortgage loan unless there are compensating factors contributing to its purchase.

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

      As shown in the accompanying financial statements, the Corporation incurred a net loss of $698,505 during the year ended December 31, 1997, and as of that date, the Company s current liabilities exceeded its current assets by $1,937,805. The ability of the Corporation to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern. As disclosed in the Form 10K-SB for the fiscal year ending December 31, 1996, Management anticipates a significant decline in overhead expenses due to stringent cost cutting and expense controls. In discussions with its independent auditors, a proposed plan of note maturity extension for the Series 1993A-IV has been suggested. Management in consultation with the Trustee and legal counsel will be addressing the feasibility, logistics and necessary steps to proffer such a definitive plan to the noteholders of the aforementioned Series during the first half of fiscal 1998. Such plan may include, but not be limited to the extension of the respective maturity from 24 to 36 months from their scheduled maturation.


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

     NOT APPLICABLE


                                 PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The day-to-day business and affairs of the Company are managed and carried out the by President. Mr. Guy S. Della Penna serves as the sole director and President of Federal Mortgage Management, Inc. Information concerning Mr. Della Penna is presented below:

      Mr. Della Penna, age 45, has been a resident of Sarasota, Florida since 1980 and is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1996, Mr. Della Penna was the majority shareholder, director and officer of Executive Securities, Inc., the manager of the Note offering. Mr. Della Penna has been active in the financial industry for approximately 19 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchiser of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financings issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.  Executive Compensation



                        SUMMARY COMPENSATION TABLE

                                                  Long Term Compensation
                  Annual Compensation    Awards          Payouts
(a)         (b)   (c)       (d)      (e)      (f)         (g)            (h)       (i)

                                     Other                Securities
Name                                 Annual   Restricted  Under-                   All Other
and                                  Compen-  Stock       lying          LTIP      Compen-
Principal                            sation   Award(s)    Options/       Payouts   sation
Position    Year  Salary($) Bonus($)  ($)      ($)        SARs (#)       ($)       ($)
---------   ----  --------  -------- -------  --------    ---------      -------   ---------
Guy S.
Della Penna
President/
    CEO     1994   ---       ---     $150,977    ---       ---           ---        ---
            1995                      157,643
            1996                       81,157
            1997                       20,520


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1997, the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended, owns 100% of the outstanding shares of common stock.

Item 13.  Certain Relationships and Related Transactions


      Management  fees of $20,520 and $81,157 were paid in 1997  and  1996,
respectively,  to an affiliated company, Capital Mortgage Management.   Mr.
Della Penna is the 100% stockholder of this affiliated Company.

      For the years ended December 31, 1997 and 1996, the Company utilized office space of an affiliate for which it paid $11,459 and $11,529, respectively.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    NOT APPLICABLE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL MORTGAGE MANAGEMENT, INC.



                    BY:              Guy S. Della Penna
                              ---------------------------------------------
                    Guy S. Della Penna, President & Chief Executive Officer


March 1998