Form 10KSB
period 1998-12-31
FEDERAL MORTGAGE MANAGEMENT INC
filed 1999-03-24
CIK 909962

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                             FORM 10-K SB


           ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                             Commission File No.
December 31, 1998                                            33-66260-A


                   FEDERAL MORTGAGE MANAGEMENT, INC.
          (Exact name of registrant as specified in its charter)


               Florida                                       65-0381142
------------------------------                 ---------------------------
State or other jurisdiction of                 IRS Employer Identification
incorporation or organization                               Number

         1800 Second Street, Suite 780, Sarasota, Florida  34236
         -------------------------------------------------------
           (Address of principal executive offices, zip code)

                               941-954-2328
                               ------------
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
/X/ Yes / /  No.

As of December 31, 1998 the Company has 156 secured promissory Notes Payable (Notes) with a total of $2,688,400 principal balance outstanding. As indicated, the Company is a Company organized pursuant to Florida law. The Company had total revenues of $246,860 in 1998.

PART I

Item 1.	Description of Business

FEDERAL MORTGAGE MANAGEMENT, INC., (the "Company") was organized under the Florida General Corporation Act in December 1992. The Company was initially capitalized by the issuance of 100,000 shares of Common Stock, $.01 par value. As of the December 31, 1998, such 100,000 shares are held beneficially by the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended. Mr. Della Penna has paid a nominal cash consideration of $1,000 for such shares.

The Company was formed and capitalized for the principal purpose of acquiring and dealing in mortgage loans secured by first liens on residential real estate. The Company may also originate real estate mortgage loans, and/or acquire federally insured instruments of deposit and/or debt securities issued by the United States and instrumentalitys thereof. The Purchase of mortgage loans and insured instruments of deposit have been acquired in accordance with a specific acquisition policy described in the registration statement. The Company utilized the net proceeds of the Notes in acquiring the Portfolio and Federal Instruments. The payment of the periodic principal and interest obligations of the Portfolio Loans, as well as Portfolio Loan payoff prior to maturity is and will be the source of funds utilized by the Company with which to meet the interest obligation of the Notes. The Portfolio Loans will involve maturities which are in excess of the maturities of the Notes of all Series. The principal obligation of each Series maturity of Notes is expected by the Company to be funded by the scheduled principal and interest payments of the Portfolio mortgages, by the early payoff of Portfolio Loans and, when necessary, the disposition by the Company of a portion of the Portfolio.

In accordance with the acquisition policy (the "Acquisition Policy"), the Company purchases mortgage loans which are secured by a first priority lien on real estate and incertain instances unimproved real estate, in accordance with the Acquisition Policy. The Company may originate mortgage loans. The mortgage loans have varying maturity dates from 10 to 30 years with interest rates ranging from 9% to 18%.

In order for a mortgage loan to be considered for acquisition by the Company for its Portfolio, such mortgage loan must be a first lien and have a principal balance which is not in excess of 90% of the fair market value of the underlying collateral real estate securing the mortgage loan. Such fair market value must be substantiated at a time contemporaneous to the intended acquisition of the mortgage loan by expert sources of appraisal. All appraisals must be completed by state licensed or certified appraisers. Alternative to such loan to value ratio, a mortgage loan may be acquired for the Company Portfolio at an acquisition cost which does not exceed 80% of the fair market value of the underlying property, which fair market value shall also be determined as a result of independent expert sources of appraisal.
As of December 31, 1998, the portfolio of mortgage loans held by the Company met this criteria.

The Company may on a case by case basis acquire real estate mortgage loans which are secured by first liens on unimproved real estate provided that the unpaid principal of any such mortgage loan acquired does not exceed 50% of the fair market value of such unimproved real estate determined contemporaneous to the acquisition of such loan by the Company as a result of expert appraisal. It is also subject to the condition that at no time during the term of existence of the Company shall the aggregate principal balance of Portfolio mortgages secured by unimproved real estate exceed 10% of the aggregate principal balance of all mortgage loans held in the Companys Portfolio. At December 31, 1998, the Companys portfolio of mortgage loans did not include any mortgage loans secured by unimproved real estate.

Management has entered into a business arrangement with HomeVestors of America, Inc. ("HomeVestors"), a Delaware corporation domiciled in Dallas, Texas. HomeVestors is an originator of first lien residential mortgages either directly or through its affiliates, and has implemented a national franchise program. Such program is establishing a network of individuals and companies which will buy and sell residential real estate with a focus on sales to credit impaired buyers. In connection with such sales, originated mortgage loans on such real estate will meet the Acquisition Policy of the Corporation. For such arrangement, the Corporation has advanced an effective good faith retainer in the amount of $200,000. As of February 15, 1999, this amount has been paid back to the Company. HomeVestors has granted the Corporation and its affiliates a first right of refusal on interim first lien residential mortgage financings created by HomeVestors. HomeVestors paid the Corporation 12% interest per annum on this sum on a quarterly basis for a period of two years. Mr. Della Penna, the President owns approximately 13% of the outstanding Common Stock of HomeVestors. Interest payments on the notes and other distributions will be made in accordance with the registration statement.

The Acquisition Policy permits the Company to utilize an amount not in excess of 10% of its available net proceeds for the acquisition of Federal Instruments. Federal Instruments are defined as insured deposit and certificate accounts issued by financial institutions such as banks, savings banks and savings and loan associations whose accounts are insured to the maximum amount by the Federal Deposit Insurance Company or debt instruments issued by the United States or instrumentalities, thereof. At December 31, 1998, the Company did not own Certificates of Deposits.

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

From inception, management engaged the services of Federal Mortgage Investors, Ltd. (FMIL), an affiliate, as its servicing agent. In return, the Company paid FMIL a servicing fee of .5% of the principal balance of the Companys portfolio of mortgage loans, computed and paid monthly. In the year ended December 31, 1998, the Company paid $567 in servicing fees to FMIL.

Portfolio turnover policy. The Company engages in the business of acquiring and selling mortgage loan portfolios. It is managements intent to turn the entire portfolio over at least three times a year.

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


Item 2.	Properties

At December 31, 1998, the significant assets of the Company were constituted by the first lien residential mortgage loans, and interim financing and other real estate in the amount of $124,913. The mortgaged properties included in the loan portfolio at December 31, 1998, are located in Kansas and Texas.


Item 3.	Legal Proceedings

The Company was not a party to any litigation for the period ended December 31, 1998, nor is any litigation or claim threatened.

Item. 4	Submission of Matters to a Vote of Security Holders
Not applicable


PART II

Item 5.	Market for Common Equity and Related Stockholder Matters


The Registrant conducted a public offering of its Secured Promissory Notes designated as its Series 1993A Notes and realized approximate net proceeds from such sale of $3,614,625. Such public offering concluded September 30, 1994. The 1993A Series of Secured Promissory Notes of the Registrant were classified into four sub-Series as indicated by the table presented below:

                           		Principal	  	Annual    	Principal
		                           Amount	      Term to	   Note	      Amount
	Series	                     Authorized	  Maturity	  Rate    	   Sold

	1993A-I                    	$  500,000  	24 months  7.25%	   	 $   273,000
	1993A-II	                      750,000	  36 months  7.75		         239,500
	1993A-III	                   1,000,000	  48 months  8.50	       	1,000,000
	1993-IV              	       2,750,000	  60 months  9.00		       2,470,000

The Registrant has repaid all of the principal and interest obligation of the sub-Series 1993A-I, 1993A-II and 1993A-III, the principal and interest obligation represented by the outstanding 1993A-IV sub-Series was due December 21, 1998. The aggregate principal amount due in such sub-Series as of February 16, 1999 is $2,661,700.

Circumstances precluded the Registrant from meeting the obligation represented by the 1993A-IV Notes on the due date thereof and the Registrant is in default.

Of the aggregate principal amount represented by such 1993A-IV sub-Series of Notes, $1,945,200 of such principal amount is held by holders believed to be residents of the State of Florida (the Outstanding Notes and Qualified Holders, respectively).

Pursuant to a document styled Offering Document Relating to Note Exchange (the Exchange Document), the Registrant has solicited the Holders to accept in full payment of such Outstanding Notes substitute Promissory Notes in like principal and interest amounts but incorporating a maturity date of June 21, 2002 (the New Notes). The Exchange Offer will be conducted by the Registrant until April 16, 1999 unless extended by the Registrant as permitted by the terms of the Exchange Offer. The Exchange Offer is made exclusively by the Exchange Document which contains all information believed material by the Registrant in order to permit Holders to make an informed decision as to whether to accept the Exchange Offer or to pursue such remedies that such Holders have as a result of the terms of issuance of the Outstanding Notes.

The Exchange Offer is being made by the Registrant without registration of the New Notes under the Securities Act of 1933, as amended, or the Florida Securities and Investor Protection Act, as amended (the Act and FIPA, respectively) in reliance upon the exemption from registration under the Act as set forth in Section 3(a)(11) thereof and Rule 147 promulgated thereunder and the transactional exemption provided by Chapter 517.061(5) of FIPA.

As a separate and distinct transaction, an affiliate of the Registrant, Federal Mortgage Management II, Inc. is offering to exchange its Subordinated Secured Promissory Notes, First Series (the Subordinated Notes), for the 1993A-IV sub-Series of Notes held by persons who are not residents of the State of Florida (Non-Florida Holders). The Subordinated Notes of Federal Mortgage Management II, Inc. will be offered in like principal amount and with the same interest rates as the Notes held by such Non-Florida Holders. Such Exchange Offer was made in an informational letter with exhibits and attachments directed to such Non-Florida Holders and dated February 17, 1999. Of the 1993A-IV sub-Series of Notes which are outstanding, $716,500 principal amount thereof is held by approximately 25 holders who are not residents of the State of Florida.

The Subordinated Notes have not been registered under the Act or FIPA in reliance upon exemptions provided by the Act and FIPA which relate to transactions by an issuer not involving any public offering in that the Outstanding Notes held by Non-Florida Holders constitutes a small number of holders and the Exchange Offer with respect to such holders is being conducted by Federal Mortgage Management II, Inc. without any general solicitation.

At December 31, 1998, all of the outstanding voting equity securities of the Company constituted by 100,000 shares of Common Stock, $.01 par value, were held of record and beneficially by the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended. Mr. Della Penna is the promoter and sole director and officer of the Company.

 There is no present market for the Common Stock of the Company.


Item 6.		Selected Financial Data

The following table reflects the significant revenue and expense items for the years ended December 31, 1998 and 1997, and the related increase in each:



REVENUE	                                     1998           1997  	    Increase/
		                                           ----           ----       Decrease
Interest income-residential
mortgage loans	                            $  24,487     	$220,693 	   $(196,206)
Interest income	                              21,000 	       7,180 		     13,820
Other income	                                201,373 	      10,203 	     191,170
	                                           --------     	--------    	---------
     Total Revenue	                          246,860	      238,076	        8,784

EXPENSES
Bad debts expense	                            41,981 	     259,499 	    (253,518)
Commissions	                                     750 	      13,588 	     (12,838)
Consulting	                                   25,523 	      15,539 	     	(9,984)
Interest	                                    239,592	      324,258 	     (84,666)
Loss on write-offs - ORE	                      ---   	     244,609 	    (244,609)
Management Fees	                              10,235 	      20,520 	     (10,285)
Office expense	                                  398 	       7,272 	     	(6,874)
Rent	                                          ---   	      11,459 	     (11,459)
Salaries and wages	                            ---   	      23,143 	     (23,143)
Service fees	                                    567 	       5,189 	      (4,622)
Taxes	                                           479 	       4,399 	     	(3,920)
Travel and entertainment	                      ---   	       4,142 	     	(4,142)


The Company had an increase in operating revenue of $8,784 for the year ended December 31, 1998, as compared to the same period in 1997. This increase is due primarily to an increase of $200,000 in other income and relates to the reversal of the allowance for uncollectible accounts.

Most all expense categories decreased substantially for the year ended December 31, 1998 as compared to the same period ended 1997. These decreases were due to the effect of the principal payments to note holders in the amount of $1,000,000 in December 1997 which resulted in fewer funds available for investment, the clean up of the mortgage portfolio during fiscal 1997 and the write off and losses sustained from that clean up; and managements cost cutting approach.

Item 7.		Management's Discussion and Analysis and Plan of Operations

Scheduled principal and interest payments on portfolio loans at December 31, 1998, represent an annualized rate of return of approximately 15% on the basis of the Company costs in acquiring such portfolio loans and an annualized rate of return of approximately 15% (stated rate) on the basis of the unpaid principal balance of the portfolio loans at December 31, 1998.

At December 31, 1998, the portfolio of the Company consisted of mortgage notes with a carrying value of $134,193. The following table shows the mortgage notes at face value and carrying value which takes into consideration the discount and allowance for losses:

                            Principal   	Allowance
Face Value      Discount	   Payments    	For Losses		 Carrying Value

$96,770	        ($5,158)    	($672)	     ($3,000)		   $87,940

At December 31, 1998, the underlying real estate collateral of the Companys portfolio of mortgage loans have an appraised value of approximately $188,591, or a carrying value to appraised value ratio of 69 to 1. The collateral real estate securing such loans as of December 31, 1998, was residential real estate. The Company held no unimproved real estate loans as of December 31, 1998.

There was 1 mortgage loan with a carrying value of $33,281 that was delinquent (in terms of scheduled principal and interest payments) as of December 31, 1998. This loan represents 25% of the carrying value of the portfolio.

As shown in the accompanying financial statements, the Corporation incurred a net loss of $232,301 during the year ended December 31, 1998, and as of that date, the Companys current liabilities exceeded its current assets by $2,410,659. The ability of the Corporation to continue as a going concern is dependent on obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Corporation is unable to continue as a going concern.


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
         Compliance with Section 16(a) of the Exchange Act

The day-to-day business and affairs of the Company are managed and carried out the by President. Mr. Guy S. Della Penna serves as the sole director and President of Federal Mortgage Management, Inc. Information concerning Mr. Della Penna is presented below:

Mr. Della Penna, age 46, has been a resident of Sarasota, Florida since 1980 is the founder and President of Capital Management Group, Inc. Capital Management Group, Inc. was organized by Mr. Della Penna in 1989. Under the auspices of Capital Management Group, Inc., Mr. Della Penna has provided financial and tax consulting and advisory services to individuals and corporate entities. Capital Management Group, Inc. also acts as general agent for various insurance companies. Mr. Della Penna is a General Securities Principal and Financial and Operations Principal pursuant to NASD Rules. Additionally, at December 31, 1996, Mr. Della Penna was the majority shareholder, director and officer of Executive Securities, Inc., the manager of the Note offering. Mr. Della Penna has been active in the financial industry for approximately 19 years. During the period April 1980 to January 1986, Mr. Della Penna served as the Assistant to the Chairman of the Board of Snelling & Snelling, Inc., as well as Assistant Treasurer. Snelling & Snelling, Inc. is a franchiser of an employee recruitment business. While with such firm, Mr. Della Penna also served as a member of the Executive, Acquisition and Pension and Profit Sharing committees. Mr. Della Penna also served as the personal business manager and financial advisor to the Snelling family and affiliated entities and in such capacity, was responsible for cash management, tax and investment analysis and commitments. The Snelling family are the principal shareholders of Snelling & Snelling, Inc. During the period April, 1978 through February 1980, Mr. Della Penna was an associated person of Lehman Brothers, New York, New York, where he was involved in the structuring, documentation and marketing of tax exempt financings issued by state and local governments. Mr. Della Penna holds a Bachelor of Science degree in Business Administration from Ithaca College, Ithaca, New York and received a Master of Business Administration degree in Finance from the State University of New York, Albany, New York.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

			                                 Long Term Compensation
                    	Annual Compensation                  	Awards	      Payouts

(a)             	  (b)	  (c)	    (d)	   (e)	    (f)	         (g)       	 (h)	      (i)
				                                    Other	               Securities
Name				                                Annual	 Restricted	  Under-		              All Other
and				                                 Compen-	Stock	       lying	LTIP	           Compen-
Principal				                           sation	 Award(s)	    Options/	   Payouts	  sation
Position	          Year	 Salary	 Bonus 	     		              SARs
---------	         ----	 ------	 -----	------	  ----------  	----------	-------	   ---------

Guy S. Della Penna
President/CEO
                   1994			            	$150,977
                   1995				             157,643
                   1996				              81,157
                   1997				              20,520
                   1998				              10,235


Item 12.	Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1998, the Gaeton S. Della Penna Revocable Living Trust, dtd. June 1, 1992, as amended, owns 100% of the outstanding shares of common stock.

Item 13.	Certain Relationships and Related Transactions


Management fees of $10,235 and $20,520 were paid in 1998 and 1997, respectively, to an affiliated company, Capital Mortgage Management. Mr. Della Penna is the 100% stockholder of this affiliated Company.

For the year ended December 31, 1998, the Company utilized office space of an affiliate for which it paid $11,459.


Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

NOT APPLICABLE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL MORTGAGE MANAGEMENT, INC.



By:  Guy S. Della Penna

     	-----------------


March 1999